Form 10QSB
period 2000-06-30
NORTH SHORE CAPITAL III INC
filed 2000-09-08
CIK 1102262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           JUNE 30, 2000

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

Common Stock, No Par Value - 2,247,500 shares as of June 30, 2000.

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

It is anticipated that Company's President may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's President may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

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


------------------------------------------------------------------------------

------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                        SIX MONTHS ENDED June 30, 2000
                      AND THE PERIOD FROM FEBRUARY 3, 1999
                     (DATE OF INCEPTION) TO JUNE 30, 2000

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL III, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital III, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the six month period then ended and the period from February 3, 1999 (inception) to June 30, 1999, as well as the period from February 3, 1999 (inception) to June 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore Capital III, Inc.

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


/S/   Dennis W. Bersch

Milwaukee, Wisconsin
August 30, 2000


                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                         June 30, 1999       June 30, 2000



                                      ASSETS


CURRENT ASSETS
     Cash                                -0-                 $  2,307


TOTAL ASSETS                             -0-                 $  2,307


                              LIABILITIES AND EQUITY


TOTAL LIABILITIES                         -0-                   -0-

Stockholders' equity:

  Preferred stock, no par value,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding       $  2,200            $  2,248
  Paid in Capital                           2,200            $ 49,652

  Deficit accumulated during the
  development stage                        (4,400)            (49,593)

  Total stockholders equity  (deficit)        0              $  2,307


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    0              $  2,307



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000,
           THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 1999,
               AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION)
                                TO JUNE 30, 2000



                               February 3, 1999    Six Months      February 3, 1999
                               (Inception) to      Ended           (Inception) to
                               June 30, 1999       June 30, 2000   June 30, 2000

REVENUE                        $           0       $           0   $           0

EXPENSES:
  Audit fees                                                               5,000
  Professional fees  (note 3)                                             40,000
  Organization costs (note 3)          4,400                               4,400
  Bank fees                                                  164             193


Net loss                       $      (4,400)      $        (164)  $     (49,593)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding         2,200,000           2,247,500       2,219,559


Loss Per Common Share          $        (.00)      $        (.00)  $        (.02)

SEE NOTES TO FINANCIAL STATEMENTS



                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 2000,
                THREE MONTHS ENDED JUNE 30, 1999, AND THE PERIOD
                FROM FEBRUARY 3, 1999 (INCEPTION)TO JUNE 30, 2000


                               Three Months        Three Months    February 3, 1999
                               Ended               Ended           (Inception) to
                               June 30, 1999       June 30, 2000   June 30, 2000

REVENUE                        $           0       $           0   $           0

EXPENSES:
  Audit fees                                                               5,000
  Professional fees  (note 3)                                             40,000
  Organization costs (note 3)              0                               4,400
  Bank fees                                                   27             193


Net loss                       $                   $         (27)  $     (49,593)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding         2,200,000           2,247,500       2,219,559


Loss Per Common Share          $        (.00)      $        (.00)  $        (.02)


SEE NOTES TO FINANCIAL STATEMENTS


                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2000

                                Shares      Par         Paid        Retained
                                                        in          Earnings
                                Issued      Value       Capital     (Deficit)   Equity

Balance at February 3, 1999             0   $       0   $       0   $       0   $       0

Issuance of common stock for    2,200,000       2,200       2,200                   4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)

Shares issued pursuant to
Private Placement under
Regulation D                       17,500          18      17,482                  17,500

Issued in exchange                 30,000          30      29,970                  30,000
for cash and servicces
at $1.00 per share

Net loss for the period from                                          ($49,456)   (49,456)
 February 3, 1999 through
 June 30, 2000

Net loss for the six months
 ended June 30, 2000                                                      (164)      (164)

Balance at June 30, 2000        2,247,500   $   2,248   $  49,652     ($49,593)     2,307


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.



                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 30, 2000,
                       THE THREE MONTHS ENDED JUNE 30, 1999
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2000

                               Three Months       Three Months      February 3, 1999
                               Ended              Ended             Inception) to
                               June 30, 1999      June 30, 2000     June 30, 2000


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income                                                 ($27)         ($49,593)
       Cash flow from
     operating activities                  -0-              ($27)         ($49,593)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                  17,500

  Issuance of stock in exchange
  For organizational activities             0                                4,400

  Issuance of stock in exchange
  For professional fees                                                     30,000

  Cash provided by
  financing activities                      0                               51,900


Net cash provided this period               0                (27)            2,307

Cash and cash equivalents,
 beginning of period                        0              2,334                 0

Cash and cash equivalents,
 end of period                                    $        2,307     $       2,307

SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000,
      THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO JUNE 30, 1999, AND THE
         PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)TO JUNE 30, 2000

                               February 3, 1999   Six Months         February 3, 1999
                               (Inception) to     Ended              (Inception) to
                               June 30, 1999      June 30, 2000      June 30, 2000


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income                                                ($164)          ($49,593)
       Cash flow from
     operating activities                  -0-             ($164)          ($49,593)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common Stock                                                   17,500

  Issuance of stock in exchange
  For organizational activities         4,400                                 4,400

  Issuance of stock in exchange
  For professional fees                                                      30,000

  Cash provided by
  financing activities                  4,400                                51,900

Net cash provided this period               0               (164)             2,307

Cash and cash equivalents,
 beginning of period                        0              2,471                  0

Cash and cash equivalents,
end of period                                     $        2,307     $        2,307


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

Estimates

     These condensed consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital III" or "North Shore") as of and for the year ended December 31, 1999 included in the Company's Registration Statement, or Form 10SB, as filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at June 30, 2000, its results of operations for the periods ended June 30, 2000 and 1999 and its cash flows for the periods ended June 30, 2000 and 1999. The results of operations for the periods ended June 30, 2000 may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2000.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 2000

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2000, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    13,455
     Valuation allowance                           (13,455)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended June 30, 2000.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital III, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 2000

=====================================
SIX MONTHS ENDING JUNE 30, 2000
=====================================

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

     The Balance Sheet as of 06/30/2000 reflects $2,307, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $2,307, in assets. and a Deficit accumulated during the development stage of ($49,593). The Company has also incurred a net loss to date of ($49,593).
Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a total asset value of $2,307. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through June 30, 2000, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule
         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION



#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, P.C.;

x           27       Financial Data Schedule

x           99.1     Safe Harbor Compliance Statement

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


                                           North Shore Capital III, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: August 30, 2000                      By: Gerard Werner, P.C.
                                           Title: Filing Agent

