Form 10QSB
period 2001-03-31
NORTH SHORE CAPITAL III INC
filed 2001-04-20
CIK 1102262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2001

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

Common Stock, No Par Value - 2,247,500 shares as of March 31, 2001.

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

The Company's President and all current shareholders own all of the issued and outstanding stock of three (3) additional corporations (North Shore Capital I, II, and IV) which are shell companies formed February 3, 1999.
The Form 10-SB registration statement of North Shore Capital I through IV may become effective by lapse of time on or about June 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with North Shore Capital I, II, and IV, in seeking merger candidates.

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


------------------------------------------------------------------------------

------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH, 31, 2001
                      AND THE THREE MONTHS ENDED MARCH 31, 2000,
              			AND THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTION)
					                            TO MARCH 31, 2001

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
NORTH SHORE CAPITAL III, Inc.
(a Development Stage Company)

I have reviewed the accompanying balance sheet of North Shore Capital III, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended, the three month period ended March 31, 2000 and the period from February 3, 1999 (inception) thru March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in the financial statements is the representation of the management of North Shore
Capital III, Inc.

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

Milwaukee, Wisconsin
April 19, 2001


                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2001


 ASSETS

	CURRENT ASSETS
		Cash							                                         $1,133

        TOTAL ASSETS                          		      $1,133

 LIABILITIES AND EQUITY


	TOTAL LIABILITIES			       			                          -0-




Stockholders' equity:

  Preferred stock, no par value,
  10,000,000 shares authorized,
  no shares outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  2,247,500 issued and outstanding	                        $2,248
  Paid in Capital				                                     $49,652

  Deficit accumulated during the
  development stage                                        (50,767)

 Total stockholders equity (deficit)                        $1,133

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                     $1,133



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2001,
                       AND THE THREE MONTHS ENDED MARCH 31, 2000



                                 Three Months             Three Months      February 3, 1999
                                 Ended                    Ended             (Inception) to
                                 March 31, 2001           March 31, 2000    March 31, 2001

REVENUE                           $    0                   $     0		         $   0

EXPENSES:
  Audit fees			                     	700			                                  6,102
  Professional fees (note 3)                             		                 40,000
  Organization costs(note 3)    		                                           4,400
  Bank fees                           28                       137             265


Net loss                          $(728)                   $ (137)          (50,767)

PER SHARE INFORMATION:

 Weighted average number of
 Common shares outstanding        2,247,500                2,247,500         2,229,231


Loss Per Common Share             $ (.00)                   $  (.00)         $   (.02)


SEE NOTES TO FINANCIAL
STATEMENTS

                            NORTH SHORE CAPITAL III, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2000,
                         THREE MONTHS ENDED MARCH 31, 2001,
             AND THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2001

                                  Shares      Par       Paid       Retained
                                                        in         Earnings
                                  Issued      Value     Capital    (Deficit)     Equity



Issuance of common stock for      2,200,000   2,200      2,200                   4,400
Services Rendered at inception
at $.002 on February 3, 1999
(See Note 2)
Shares issued pursuant to
Private Placement under
Regulation D 		                     17,500     18       17,482                   17,500


Issued in exchange 		               30,000     30       29,970                   30,000
for cash and servicces
at $1.00 per share

Net loss for the three months
 ended March 31, 2000  	                                             (137)       (137)
Net loss for the three months
 ended March 31, 2001		 						                                       (728)       (728)

Net loss for the period from
 February 3, 1999, to
 March 31, 2001                                                     ($50,767)    ($50,767)

Balance at March 31, 2001         2,247,500    $2,248    $49,652    ($50,767)       1,133


SEE NOTES TO FINANCIAL
STATEMENTS AND
INDEPENDENT CERTIFIED
ACCOUNTANTS' REVIEW REPORT.


                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2000,
                     AND THE THREE MONTHS ENDED MARCH 31, 2001
                AND THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) TO
                         					    MARCH 31, 2001

                              Three Months           Three Months        February 3, 1999
                              Ended                  Ended               (Inception) to
                              March 31, 2001         March 31, 2000      March 31, 2001


CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income					               ($728)                 ($137)	            ($50,767)
 	Cash flow from
	operating activities	         ($728)	                ($137)             ($50,767)
CASH FLOWS FROM
FINANCING ACTIVITIES
  Purchase of Common										                                             17,500
  Stock

  Issuance of stock
  in exchange
  For organizational
  activities                        				                                    4,400

  Issuance of stock
  in exchange
  For professional fees	                                     									     30,000

  Cash provided by
  financing activities		          0		                   	0                 51,900



Net cash provided
this period                     ($728)                 ($137)               1,133
Cash and cash
 equivalents,
 beginning of
 period                         $1,861                  2,471                   0
Cash and cash
equivalents, end
of period                       $1,133                 $2,334               1,133



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

Estimates

     These condensed consolidated financial statements as of March 31, 2001, the three month period ended March 31, 2000, and the period from February 9, 1999 (inception) thru March 31, 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of the Company ("North
Shore Capital III" or "North Shore") as of and for the years ended December 31, 1999 and December 31, 2000 included in the Company's Registration Statement, or Form 10SB, as well as the Company's Form 10KSB for the year 2000, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the years ended December 31, 1999, and December 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2001, its results of operations for the periods ended March 31, 2001 and 2000 and its cash flows for the periods ended March 31, 2001 and 2000. The results of operations for the periods ended March 31, 2001 and 2000, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2001.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                            North Shore Capital III, Inc.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At March 31, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $    15,230
     Valuation allowance                           (15,230)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended March 31, 2001.

     Current                                   $         0
     Deferred                                       15,230
     Tentative tax provision (benefit)              15,230
     Change in valuation allowance                 (15,230)

       Net income tax provision (benefit)      $         0


     The Company has a net operating and economic loss carryforward of approximately $51,000 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration                        Amount

     2019                                      $    45,000
     2020                                            6,000



SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           North Shore Capital III, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARCH 31, 2001

=====================================
THREE MONTHS ENDING MARCH 31, 2001
=====================================

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

     The Balance Sheet as of 03/31/2001 reflects $1,133, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $1,133, in assets. and a Deficit accumulated during the development stage of ($50,767). The Company has also incurred a net loss to date of ($50,767).
Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $1,133. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through March 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           North Shore Capital III, Inc.

                                           /s/ Gerard Werner, P.C.

DATE: April 19, 2001                      By: Gerard Werner, P.C.
                                           Title: Filing Agent

