Form 10QSB
period 2002-03-31
NORTH SHORE CAPITAL III INC
filed 2002-05-15
CIK 1102262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from _____ to ________

                        Commission file number 000-30333

                               VERTICAL JET, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                   54-1964053
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        32 W 731 Tower Rd, Dupage County Airport, West Chicago, Il 60185
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  561-519-0147
                           ---------------------------
                           (Issuer's Telephone Number)

                          North Shore Capital III, Inc.
               5627 Bellington Avenue, Springfield, Virginia 22151
               ---------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

Common Stock, no par value - 45,105,925 shares outstanding as of May 10, 2002.

ITEM 1.        FINANCIAL STATEMENTS

                               VERTICAL JET, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                            March 31, 2002     December 31, 2001
                                              (Unaudited)          (Audited)
                                               --------            --------
ASSETS
   CURRENT ASSETS
        Cash                                   $    328            $    383
                                               --------            --------

   TOTAL ASSETS                                     328                 383
                                               ========            ========

LIABILITIES AND EQUITY

   TOTAL LIABILITIES                                  0                   0
                                               --------            --------

Stockholders' equity:

   Preferred stock, no par value,                     0                   0
      10,000,000 shares authorized,
      no shares outstanding

   Common stock, no par value                     2,248               2,248
      80,000,000 shares authorized
      2,247,500 issued and outstanding

   Paid in Capital                               49,652              49,652

   Deficit accumulated during the               (51,572)            (51,517)
   development stage
                                               --------            --------

Total stockholders equity                           328                 383
                                               --------            --------
TOTAL LIABILITY AND
STOCKHOLDERS' EQUITY                           $    328            $    383
                                               ========            ========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               VERTICAL JET, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                                Three Months       Three Months
                                                    Ended              Ended
                                               March 31, 2002     March 31, 2001
                                               --------------     --------------

REVENUE                                         $         0        $         0

EXPENSES:
   Bank fees                                             55                 28
                                                -----------        -----------

Net loss                                        $       (55)       $      (728)
                                                ===========        ===========

PER SHARE INFORMATION:

   Weighted average number of
   Common shares outstanding                      2,247,500          2,247,500

   Loss Per Common Share                        $      (.00)       $      (.00)


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               VERTICAL JET, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                          Three Months          Three Months
                                              Ended                 Ended
                                         March 31, 2002        March 31, 2001
                                         --------------        --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
    Net Loss                                ($    55)             ($   728)
     Cash flow (used in)
      operating activities                  ($    55)             ($   728)

CASH FLOWS FROM
   FINANCING ACTIVITIES
    Cash provided by financing
     activities                                    0                     0

CASH FLOWS FROM
   INVESTING ACTIVITIES
    Cash provided by investing
     activities                                    0                     0

Net cash used this period                   ($    55)             ($   728)

Cash and cash equivalents,
beginning of period                          $   383               $ 1,861
Cash and cash equivalents, end of
   period                                    $   328               $ 1,133


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               Vertical Jet, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.       ORGANIZATION AND DEVELOPMENT STAGE OPERATIONS

Vertical Jet, Inc. f/k/a/ North Shore Capital III, Inc. (a Development Stage Company) (the "Company") was incorporated on February 3, 1999, in the State of Colorado. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no significant business activity to date. The Company has selected the calendar year as its fiscal year.

2.       BASIS OF PRESENTATION

These condensed consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and March 31, 2001 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited financial statements of Vertical Jet, Inc. (the "Company") as of and for the year ended December 31, 2001 included in the Company's Form 10-KSB, as well as for the year 2001, filed with the Securities and Exchange Commission ("SEC"). These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at March 31, 2002, its results of operations for the periods ended March 31, 2002 and 2001 and its cash flows for the periods ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002, may not be indicative of the results expected for any succeeding quarter or for the entire year ending December 31, 2002.

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3.       SUBSEQUENT EVENTS

On March 1, 2002, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), with Vertical Jet, Inc., a Delaware corporation ("Vertical") and North Shore Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), pursuant to which Merger Sub would be merged with and into Vertical, with Vertical being the surviving corporation and becoming a wholly owned subsidiary of the Company (the "Merger"). On March 27, 2002, the Vertical stockholders approved the Merger and the Merger Agreement by written consent. On April 1, 2002 (the "Closing Date"), the Merger was consummated. Pursuant to the Merger Agreement, each share of Vertical was canceled and automatically converted into the right to receive
13.45 shares of the Company common stock, no par value (the "Common Stock"). The stockholders of Vertical obtained approximately 95% of the voting interest in the Company. The Merger is treated as recapitalization of Vertical and North Shore Capital III, Inc.'s name was subsequently changed to Vertical Jet, Inc. As of the date of this Report, the Company had 45,105,925 shares of Common Stock issued and outstanding.

In addition, pursuant to the Merger Agreement, the Company's then current director and executive officer resigned from such position and two designees of Vertical, George Wight, Jr. and Robert Chalnick were appointed to the Company's Board of Directors, such appointments to become effective ten days from the date the Company filed with the Securities and Exchange Commission (the "SEC") and mailed to shareholders of record the Information Statement on Schedule 14f-1. The Schedule 14f-1 was filed and mailed on April 15, 2002.

The effective date became April 25, 2002.

In addition to the foregoing, on the Closing Date, Gerard Werner resigned as the Company's President and Chief Executive Officer and George Wight, Jr. was appointed as the Company's President.

On March 29, 2002, the Company filed an amendment to its Articles of Incorporation increasing its authorized shares of common stock from 50,000,000 to 80,000,000.

On April 15, 2002, the Company entered into an agreement to acquire certain assets of Able Jet, Inc. and affiliates ("Able"). Able is located in Ft. Pierce, Florida. Able operates a private jet charter, air ambulance and general aircraft maintenance business. The closing of this transaction will occur prior to the end of May.

On May 14, 2002, the Company filed an amendment to its Articles of Incorporation and changed its name to Vertical Jet, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                         MANAGEMENT'S PLAN OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2002

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 142 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 143 "Accounting for Asset Retirement Obligations" requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".
Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

General

The Registrant has sought to acquire assets or shares of entities actively engaged in business and which generate revenues, in exchange for its securities. Although no such acquisition was consummated in the first quarter of 2002, an acquisition was consummated in April and an agreement was entered into in April in order to accomplish these goals. See Note 5. Subsequent Events.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2002, reflects a total asset value of $328. The Company has little cash and no line of credit, nor does it expect to have one before a merger or acquisition is effected.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from January 1, 2001 through March 31, 2002, the Company has engaged in no significant operations other than organizational activities and negotiation of the Merger. See Note 3. Subsequent Events. No revenues were received by the Company during this period.

Need for Additional Financing

The Company will need additional financing to accomplish its business plan. No assurances can be given that such financing will be available.

                            PART II OTHER INFORMATION


ITEM 1.        Legal Proceedings

         Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.        Changes in Securities

None.

ITEM 3.        Defaults Upon Senior Securities

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders

None.

ITEM 5.        Other Information

None.

ITEM 6.        Exhibits and Reports on Form 8 K

a.       Exhibits

Exhibit 3.3    Amendment to Articles of Incorporation

b.       Reports on Form 8 K

None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       Vertical Jet, Inc.

                                       By: /s/ GEORGE WIGHT, JR.
                                           --------------------------------
DATE: May 15, 2002                         George Wight, Jr., President